Form 10-Q
period 2008-05-31
Future Canada China Environment Inc.
filed 2008-07-15
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150110

FUTURE CANADA CHINA ENVIRONMENT INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

114 West Magnolia Street
Suite 437
Bellingham, WA 98225
(Address of principal executive offices, including zip code.)

(360) 392-2828
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of July 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Future Canada China Environment, Inc.
	(A Development Stage Company)
	Balance Sheets
	(Unaudited)
		As of	As of
		May 31, 2008	February 29, 2008
		(Unaudited)	(Audited)
	ASSETS

	Current assets
	Cash	$50	$50
	Restricted cash	40,133	--
	Total current assets	40,183	50

	Other assets
	Deposits	595	595

	Total assets	$40,778	$645

	LIABILITIES AND STOCKHOLDER'S DEFICIT

	Current liabilities
	Accounts payable - related party	$20,000	$5,000
	Advance payments from investors	40,253	--
	Due to related party	61,039	40,938

	Total liabilities	121,292	45,938

	Stockholder's deficit
	Preferred stock; $.00001 par value; 100,000,000 shares	--	--
	authorized, no shares issued and outstanding
	as of May 31, 2008 and February 29, 2008, respectively
	Common stock; $.00001 par value; 100,000,000 shares	50	50
	authorized, 5,000,000 shares issued and outstanding
	as of May 31, 2008 and February 29, 2008, respectively
	Accumulated deficit during development stage	(80,564)	(45,343)
	Total stockholder's deficit	(80,514)	(45,293)

	Total liabilities and stockholder's deficit	$40,778	$645

The accompanying notes are an integral part of the financial statements
F-1

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		February 5, 2008
	Three Months	(Date of Inception)
	Ended	through
	May 31, 2008	May 31, 2008

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling, general and administrative	35,221	80,564
Total operating expenses	35,221	80,564

Net loss	$(35,221)	$(80,564)

Basic income (loss) per common share	$(0.01)	$(0.02)

Basic weighted average common
shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of the financial statements

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit
(Unaudited)

					Accumulated	Total
	Preferred Stock		Common Stock		Deficit During	Stockholder's
	Shares	Amount	Shares	Amount	Development Stage	Equity

Balance, February 5, 2008 (Date of Inception)	--	$--	--	$--	$--	$--

Issuance of stock for cash, $ 0.00001 per share	--	--	5,000,000	50	--	50

Net loss	--	--	--	--	(45,343)	(45,343)

Balance, February 29, 2008	--	--	5,000,000	50	(45,343)	(45,293)

Net loss	--	--	--	--	(35,221)	(35,221)

Balance, May 31, 2008 (Unaudited)	--	$--	5,000,000	$50	$(80,564)	$(80,514)

The accompanying notes are an integral part of the financial statements

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
		February 5, 2008
	Three Months	(Date of Inception)
	Ended	Through
	May 31, 2008	May 31, 2008

Cash flows from operating activities:
Net loss	$(35,221)	$(80,564)
Changes in operating assets and liabilities:
(Increase) in restricted cash	(40,133)	(40,133)
(Increase) in deposits	--	(595)
Increase in accounts payable - related party	15,000	20,000
Net cash used by operating activities	(60,354)	(101,292)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	50
Due to related party	20,101	61,039
Advance payments from investors	40,253	40,253
Net cash provided by financing activities	60,354	101,342

Net change in cash	--	50

Cash, beginning of period	50	--

Cash, end of period	$50	$50

The accompanying notes are an integral part of the financial statements

FUTURE CANADA CHINA ENVIRONMENT INC.
(A Development Stage Company)
Notes to the financial statements
May 31, 2008
(Unaudited)

1. Nature of operations

The Company was incorporated on February 5, 2008 under the law of Nevada, United States of America. It is a consulting company, and accordingly, its principal purpose is to use its capital to investigate and find a business to acquire.

The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to organization’s initial funding and share issuances.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($80,564) and had a working capital deficit of $(80,514) as of May 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

2.	Significant accounting policies

	(a)	Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form S-1 for the year ended February 29, 2008 of the Company.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial

FUTURE CANADA CHINA ENVIRONMENT INC.
(A Development Stage Company)
Notes to the financial statements
May 31, 2008
(Unaudited)

(a)	Basis of presentation (continued)

position as of May 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements

(b)	Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements.

(c)	Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flow.

(d)	Cash and Cash Equivalents:

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with maturity of three months or less to be cash equivalents.

(e)	Deferred financing costs

The Company has deferred all costs incurred to date in connection with proposed corporate transactions. Upon completion of the transaction these costs will be included as costs of issuing capital. If the transaction is abandoned, the costs will be charged to the statement of operations.

(f)	Income taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using

FUTURE CANADA CHINA ENVIRONMENT INC.
(A Development Stage Company)
Notes to the financial statements
May 31, 2008
(Unaudited)

(g)	Income taxes (continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.

(h)	Fair value of financial instruments

Financial accounting standards statement No. 107. “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company’s financial instruments approximated their fair value due to their short-term nature.

(i)	Loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through May 31, 2008 that would affect the computation of diluted loss per share.

3. Restricted Cash and Advance Payments From Investors

Pursuant to Future China Canada Environment, Inc.'s S-1 (declared effective April 24, 2008), the Company offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers.

Restricted cash and the related advance payments from investors liability as of May 31, 2008 is comprised of cash received from investors for the purchase of the Company's common stock the offering as noted.  As the offering and issuance of the shares of common stock has not been completed, the proceeds received from investors as of May 31, 2008 are placed in a separate bank account with limitations on accessibility and withdrawal by the Company until the offering is completed. In the event that the minimum shares are not sold within the 270 days from April 30, 2008, as disclosed in the prospectus, all money received by Future Canada China Environment, Inc. will be promptly returned to the investors without interest or deduction of any kind.

FUTURE CANADA CHINA ENVIRONMENT INC.
(A Development Stage Company)
Notes to the financial statements
May 31, 2008
(Unaudited)

3.	Restricted Cash and Advance Payments From Investors (continued)

Restricted cash and advance payment from investors is $40,133 and $40,253, respectively as of May 31, 2008. The difference of $120 is due to bank charges in relation to the wiring fees of funds.  As of May 31, 2008, investors have committed purchasing 200,665 shares which will be issued once the public offering is completed.  The Company completed its public offering in the subsequent period (see 'Note 7 - Subsequent Events.')

4.	Capital Stock

(a) Common Shares

The Company has 100,000,000 common shares authorized with par value of US $0.00001 per share. In February 2008, in connection with its organization, the Company issued 5,000,000 shares of their authorized common stock. The shares were issued for cash of $50.00 (or $0.00001 per share).

	Numbers of
	Shares	Amount

Balance, beginning of period	-	$-
Issued during the period for cash private placement	5,000,000	50.00
Balance, end of period	5,000,000	$50.00

5.	Related party transaction

During the period, Hsi Chun Chiang, President and CEO of the Company paid $20,101 of expenses on behalf of the Company. As at May 31, 2008,  $61,039 is owed to Hsi Chun Chiang and recorded as due to related party.

Hsi Chun Chiang will not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

Also during the period, the Company accrued $15,000 of director fees due to Hsi Chun Chiang, President and CEO. As at May 31, 2008, $20,000 is owed to Hsi Chun Chiang as ‘accounts payable – related party.’

As of May 31, 2008, there are no other related party transactions between the Company and any officers other than those mentioned above.

FUTURE CANADA CHINA ENVIRONMENT INC.
(A Development Stage Company)
Notes to the financial statements
May 31, 2008
(Unaudited)

6. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 ”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

7.   Subsequent Events

On June 18, 2008, the Company completed its public offering and has sold 523,600 shares of common stock and raised $104,720.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate companies in need of our services, and sell our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations within the next 90 days.

     On June 18, 2008, we completed our public offering by selling 523,600 shares of our common stock and raised $104,720. If we are unable to attract users of our services, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources of financing, like a second public offering, a private placement of securities or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The money we raised from our public offering is estimated to last approximately one year.

Plan of Operation

     We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

During the next thirty days, we will acquire the equipment we need to begin operations. Acquiring the equipment may take up to 30 days. The cost of the equipment will be approximately $10,000.  We intend to hire a part-time employee. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

After we acquire the equipment we need, we intend to contact companies through our website and by personal contact through Hsi Chun Chiang our sole officer and director. Once we have completed our public offering, we will hire an outside web designer to begin development of the website. As additional relationships are created, we intend to create a database of clients who we intend to interest in new programs. This promotion will be ongoing through the life of our operations.

3.

During the next sixty days, we intend to promote our services through traditional sources such as business publications, letters, emails, flyers and mailers. We also intend to attend Green Energy conferences. We intend to promote our services to corporations to become users of our advisory services. Initially we will aggressively court contacts provided by our president, Hsi Chun Chiang. We believe that it will cost a minimum of $15,000 for our marketing campaign.

Marketing is an ongoing matter that will continue during the life of our operations.

4.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

In summary, we should implement our business plan and expect to be engaging clientele within 90 days. We estimate that we will generate revenue 120 to 180 days after beginning operations.

     Until our website is fully operational, we do not believe that clients will use our advisory services. We believe, however, that once our website is operational, we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our literature and advice from our website, for a fee, and we will be able to provide real time interactive consultations.

     If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our advisory services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to engage clients and generate revenues from the sale of our advisory services. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on February 5, 2008 to May 31, 2008

     Since inception, we incorporated the Company, hired the attorney, and hired the auditor for the preparation of the Company's registration statement. We have prepared an internal business plan. We have reserved the domain name “www.futureccenvironment.com”. Our loss since inception is ($80,564), all of which is for general and administrative expenses. We have just initiated our proposed business operations.

     Since inception, we sold 5,000,000 shares of common stock to a shareholder in consideration of $50.  As of June 18, 2008, we completed our public offering and raised $104,720.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On February 8, 2008, we issued 5,000,000 restricted shares of common stock to Chi Ching Chiang in consideration of $50. The foregoing was accounted for as a sale of common stock.

     As of May 31, 2008, our total assets were $40,778 and our total liabilities were $121,292.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. C HANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 24, 2008, our Form S-1 registration statement (SEC file no. 333-150110) was declared effective by the SEC. Pursuant to the S-1, we offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of June 28, 2008, we have sold 523,600 shares of common stock and raised $104,720.

ITEM 6.  EXHIBITS.

     The following documents are included herein:

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2008.

FUTURE CANADA CHINA ENVIRONMENT INC.

BY:	HSI CHUN CHIANG
Hsi Chun Chiang, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.