Form 10-Q
period 2008-08-31
Future Canada China Environment Inc.
filed 2008-10-15
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,523,600 as of October 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	August 31, 2008	February 29, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$85	$50
Total current assets	85	50

Other assets
Deposits	595	595
Prepaid expenses	15,000	--

Total assets	$15,680	$645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - related party	$10,000	$5,000
Due to related party	10,270	40,938

Total liabilities	20,270	45,938

Stockholders’ deficit
Preferred stock; $.00001 par value; 100,000,000 shares	--	--
authorized, no shares issued and outstanding
as of August 31, 2008, respectively
Common stock; $.00001 par value; 100,000,000 shares
authorized
5,523,600 and 5,000,000 shares
issued and outstanding as of
August 31, 2008 and February 29, 2008, respectively	55	50
Additional paid in capital	104,715	--
Accumulated deficit during development stage	(109,360)	(45,343)
Total stockholders' deficit	(4,590)	(45,293)

Total liabilities and stockholders' deficit	$15,680	$645

The accompanying notes are an integral part of the financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			February 5, 2008
	Three Months	Six Months	(Date of Inception)
	Ended	Ended	through
	August 31, 2008	August 31, 2008	August 31, 2008

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling, general and administrative	28,796	64,017	109,360
Total operating expenses	28,796	64,017	109,360

Net loss	$(28,796)	$(64,017)	$(109,360)

Basic loss per common share	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	5,278,874	5,139,437

The accompanying notes are an integral part of the financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
(Unaudited)

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit
Balance, February 5, 2008 (Date of Inception)	--	$--	--	$--	$--	$--	$--

Issuance of stock for cash, $ 0.00001 per share	--	--	5,000,000	50	--	--	50

Net loss	--	--	-	--	--	(45,343)	(45,343)

Balance, February 29, 2008	--	--	5,000,000	50		(45,343)	(45,293)

Issuance of stock for cash, $ 0.20 per share	--	--	523,600	5	104,715		104,720)

Net loss	--	--	--			(64,017)	(64,017)

Balance, August 31, 2008 (Unaudited)	--	$--	5,523,600	$55	$104,715	$(109,360)	$(4,590)

The accompanying notes are an integral part of the financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
		February 5, 2008
	Six Months	(Date of Inception)
	Ended	Through
	August 31, 2008	August 31, 2008

Cash flows from operating activities:
Net loss	$(64,017)	$(109,360)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	--	--
(Increase) decrease in deposits	--	(595)
(Increase) decrease in prepaid expenses	(15,000)	(15,000)
Increase (decrease) in accounts payable - related party	5,000	10,000
Net cash used by operating activities	(74,017)	(114,955)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,720	104,770
Increase (decrease) in due to related party	(30,668)	10,270
Increase (decrease) in advance payments from investors	--	--
Net cash provided by financing activities	74,052	115,040

Net change in cash	35	85

Cash, beginning of period	50	--

Cash, end of period	$85	$85

The accompanying notes are an integral part of the financial statements.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 1 Nature of Operations

The Company was incorporated on February 5, 2008 under the law of the State of Nevada, United States of America. It is a consulting company, and accordingly, its principal purpose is to use its capital to investigate and find a business to acquire.

The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to the organization’s initial funding and share issuances.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($109,360) and had a working capital deficit of ($20,185) as of August 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 2 Significant Accounting Policies

(a) Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form S-1 for the year ended February 29, 2008 of the Company.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 2 Significant Accounting Policies (Continued)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

(b) Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements. More specifically, reclassifications were made between accounts payable – related party and due to related party.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates and may impact future results of operations and cash flow.

(d) Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with maturities of three months or less to be cash equivalents.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 2 Significant Accounting Policies (Continued)

(e) Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.

(f) Fair value of financial instruments

Financial accounting standards statement No. 107 “Disclosure about Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company’s financial instruments approximated their fair value due to their short-term nature.

(g) Loss per share

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

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through August 31, 2008 that would affect the computation of diluted loss per share.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 3 Initial Public Offering

On April 24, 2008, Form S-1 registration statement was declared effective by the SEC. Pursuant to the S-1, the Company offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of July 1, 2008, the Company has sold 523,000 shares of common stock and raised $104,720.

Note 4 Capital Stock

The Company has 100,000,000 common shares authorized with par value of US $0.00001 per share. In February 2008, in connection with its organization, the Company issued 5,000,000 restricted shares of their authorized common stock. The shares were issued for cash of $50.00 (or $0.00001 per share). In addition, the Company has completed its initial public stock offering during this period and raised $104,720 through issuance of 523,600 shares of registered common stock.

	Number of
	Shares	Amount
Balance, beginning of period	5,000,000	$50
Issued during the period for cash
private placement	523,600	104,720
Balance, end of period	5,523,600	$104,770

Note 5 Related Party Transaction

During the period, the Company reimbursed $50,769 of expenses paid on behalf of the Company by Hsi Chun Chiang, President and CEO of the Company. As of August 31, 2008 $10,270 is owed to Hsi Chun Chiang and recorded as due to related party.

Hsi Chun Chiang will not receive any interest on any funds that she advances to the Company.

During the period, the Company accrued $15,000 of director fees due to Hsi Chun Chiang, President and CEO. As of August 31, 2008, $10,000 is owed to Hsi Chun Chiang as “accounts payable –related party.”

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 5 Related Party Transaction (Continued)

As of August 31, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

Note 6 Recently Issued Accounting Pronouncements

In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – and amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statement issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     On June 18, 2008, we completed our public offering by selling 523,600 shares of our common stock and raised $104,720. If we are unable to attract users of our services, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources of financing, such as a second public offering, a private placement of securities or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

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

     Our specific goal is to profitably sell our advisory services. In addition, on September 18, 2008, we entered into an agreement with Guangdong Hong Mao Enterprises Co. Ltd. (“Guangdong”) wherein it was agreed that Guangdong would assist us with a listing on the NASDAQ stock market by exchanging shares of Guangdong for shares of our common stock. The transaction is subject to the execution of a formal definitive Purchase and Sale Contract. In the event that this agreement is breached for any reason, the non-breaching party may seek damages from the breaching party. The specific amounts of consideration are not provided for in the agreement. Guangdong is responsible for providing us with: audited financial statements; a plan of operation for the next five years; a plan for increasing the number of our shares of common stock outstanding; and, increasing our capital.

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

Results of operations

From Inception on February 5, 2008 to August 31, 2008

     Since inception, we incorporated the Company, hired the attorney, and hired the auditor for the preparation of the Company’s registration statement. We have prepared an internal business plan. We have reserved the domain name “www.futureccenvironment.com”. Our loss since inception is ($109,360), all of which is for the general and administrative expenses. We have just initiated our proposed business operations.

     On February 8, 2008, we sold 5,000,000 shares of common stock to a shareholder in consideration of $50. On April 24, 2008, our Form S-1 registration statement (SEC file no. 333-150110) was declared effective by the SEC. Pursuant to the S-1, we offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On June 18, 2008 we completed our public offering and sold 523,600 shares of common stock and raised $104,720. As of the date of this report we have spent $85,000 on July 26, 2008 to pay for the set up fees, administration expenses and director fees, since inception to Hsi Chun Chinag, the related party; $15,000 prepaid auditing fees to De Joya Griffith & Company, LLC; and $4,685, service fees paid to the Stock Transfer Company, lawyer, accounting, office rent and telephone bill.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On February 8, 2008, we issued 5,000,000 restricted shares of common stock to Chi Ching Chiang in consideration of $50. The foregoing was accounted for as a sale of common stock.

     As of August 31, 2008, our total assets were $15,680 and our total liabilities were $20,270.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 24, 2008, our Form S-1 registration statement (SEC file no. 333-150110) was declared effective by the SEC. Pursuant to the S-1, we offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of June 18, 2008, we have sold 523,600 shares of common stock and raised $104,720. As of the date of this report, of the $104,720 we raised in our offering, we have spent $85,000, on July 26, 2008, to pay for the set up fees, administration expenses and director fees, since inception to Hsi Chun Chinag, the related party; $15,000 prepaid auditing fees to De Joya Griffith & Company, LLC; and $4,685, service fees paid to the Stock Transfer Company, lawyer, accounting, office rent and telephone bill.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
10.2	Overseas Market Contract with Guangdong Hong Mao Enterprises Co. Ltd.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of October, 2008.

FUTURE CANADA CHINA ENVIRONMENT INC.

BY:   HSI CHUN CHIANG
         Hsi Chun Chiang, President, Principal Executive
         Officer, Secretary, Treasurer, Principal Financial
         Officer, Principal Accounting Officer and a
         member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
10.2	Overseas Market Contract with Guangdong Hong Mao Enterprises Co. Ltd.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.