Form 10-Q
period 2008-11-30
Future Canada China Environment Inc.
filed 2009-01-14
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 333-150110

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
38,665,200 as of January 12, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	November 30, 2008	February 29, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$85	$50
Total current assets	85	50

Other assets
Deposits	595	595
Prepaid expenses	15,000	--
Total other assets	15,595	595

Total assets	$15,680	$645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$11,000	$--
Accounts payable - related party	30,000	5,000
Due to related party	29,707	40,938
Total current liabilities	70,707	45,938

Total liabilities	70,707	45,938

Stockholders' deficit (See Note 4)
Preferred stock; $.00001 par value; 100,000,000 shares	--	- -
authorized, no shares issued and outstanding
as of November 30, 2008 and February 29, 2008, respectively
Common stock; $.00001 par value; 100,000,000 shares
authorized
38,665,200 and 35,000,000 shares issued and outstanding
as of November 30, 2008 and February 29, 2008, respectively	387	350
Additional paid in capital	104,683	-
Accumulated deficit during development stage	(160,097)	(45,643)
Total stockholders' deficit	(55,027)	(45,293)

Total liabilities and stockholders' deficit	$15,680	$645

The accompanying notes are an integral part of these financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			February 5, 2008
	Three Months	Nine Months	(Date of Inception)
	Ended	Ended	through
	November 30, 2008	November 30, 2008	November 30, 2008

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling, general and administrative	50,438	114,454	159,797
Total operating expenses	50,438	114,454	159,797

Net loss	$(50,438)	(114,454)	(159,797)

Basic loss per common share	$(0.00)	(0.00)

Basic weighted average common
shares outstanding	38,665,200	36,865,920

The accompanying notes are an integral part of these financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
(Unaudited)

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit
Balance, February 5, 2008	--	$--	--	$--	$--	$--	$--
(Date of Inception)

Issuance of stock for cash,
$ 0.000001 per share	--	--	35,000,000	350	--	(300)	50

Net loss	--	--	--	--	--	(45,343)	(45,343)

Balance, February 29, 2008	--	--	35,000,000	350	--	(45,643)	(45,293)

Issuance of stock for cash,
$ 0.0285 per share	--	--	3,665,200	37	104,683	--	104,720

Net loss	--	--	--	--	--	(114,454)	(114,454)

Balance, November 30, 2008
(Unaudited)	--	$-	38,665,200	$387	$104,683	$(160,097)	$(55,027)

The accompanying notes are an integral part of these financial statements.

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
		February 5, 2008
	Nine Months	(Date of Inception)
	Ended	Through
	November 30, 2008	November 30, 2008

Cash flows from operating activities:
Net loss	$(114,454)	$(159,797)
Changes in operating assets and liabilities:
Decrease in deposits	--	(595)
(Increase) in prepaid expenses	(15,000)	(15,000)
Increase in accounts payable	11,000	11,000
Increase in accounts payable - related party	25,000	30,000
Net cash used by operating activities	(93,454)	(134,392)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,720	104,770
Increase (decrease) in due to related party	(11,231)	29,707
Net cash provided by financing activities	93,489	134,477

Net change in cash	35	85

Cash, beginning of period	50	--

Cash, end of period	$85	$85

The accompanying notes are an integral part of these financial statements.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($160,097) and had a working capital deficit of ($70,622) as of November 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
(Unaudited)

Note 2    Significant Accounting Policies (Continued)

(a) Basis of presentation (Continued)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. These results of operations for the three and nine months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

(b) Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed financial statements. Reclassifications were made between accounts payable – related party and due to related party.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates and may impact future results of operations and cash flows.

(d) Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with maturities of three months or less to be cash equivalents.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
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

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through November 30, 2008 that would affect the computation of diluted loss per share.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
(Unaudited)

Note 3    Initial Public Offering

On April 24, 2008, Form S-1 registration statement was declared effective by the SEC. Pursuant to the S-1, the Company offered 3,500,000 (post-split-up in the form of a dividend) (“post split-up) shares minimum, 7,000,000 (post split-up) shares maximum at an offering price of approximately $0.0285 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of July 1, 2008, the Company had sold 3,665,200 (post split-up) shares of common stock and raised $104,720. The Company is currently listed on the Over the Counter Bulletin Board (OTCBB).

Note 4   Stockholders’ Deficit

On October 9, 2008, the Company issued a split-up in the form of a dividend on the basis of 6 additional shares of common stock for each 1 share of common stock outstanding. All references in these financial statements and notes to financial statements of common shares to number of shares, price per common share and weighted average number of common shares outstanding prior to the 7:1 split-up in the form of dividend (“split-up”) declared on October 9, 2008 have been adjusted to reflect the split-up on a retroactive basis unless otherwise noted. The Company has 100,000,000 common shares authorized with a par value of US $0.00001 per share and 100,000,000 preferred shares. In February 2008, in connection with its organization, the Company issued 35,000,000 (post split-up) restricted shares of their authorized common stock. The shares were issued for cash of $50.00 (or $0.000001 per share). The Company completed its initial public stock offering during the nine months ended November 30, 2008 and raised $104,720 through issuance of 3,665,200 (post split-up) shares of registered common stock.

	Number of
	Shares	Amount
Balance, February 5, 2008	0	$0

Issued for private placement
5,000,000 shares, and split-up
in the form of a dividend 7:1	35,000,000	350

Issued during initial public offering
523,600 shares, and split-up
in the form of a dividend 7:1	3,665,200	37

Balance, November 30, 2008	38,665,200	$387

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
(Unaudited)

Note 5   Related Party Transaction

During the three months ended November 30, 2008, Hsi Chun Chiang, President and CEO of the Company advanced $19,437 to pay for expenses on behalf of the Company. As of November 30, 2008, $29,707 is owed to Hsi Chun Chiang and recorded as due to related party. Hsi Chun Chiang will not receive any interest on any funds that she advances to the Company and there are no set repayment terms.

During the period, the Company accrued $15,000 of director fees due to Hsi Chun Chiang, President and CEO and $5,000 to Paul Young, Vice President. As of November 30, 2008, $25,000 is owed to Hsi Chun Chiang and $5,000 to Paul Young as “accounts payable – related party.” As of November 30, 2008, there are no other related party transactions between the Company and any directors other than those mentioned above.

Note 6   Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
(Unaudited)

Note 6   Recently Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008
(Unaudited)

Note 7   Commitments and Contingencies

On September 18, 2008, the Company entered into an acquisition agreement with Guangdong HongMao Enterprises Co. Ltd (“Guangdong”) located in Guang Zhou, China. Wherein it was agreed that Guangdong would assist the Company with their listing on the NASDAQ stock market by exchanging shares of Guangdong for shares of the Company’s common stock. The transaction is subject to the execution of a formal definitive Purchase and Sale Contract. In the event that this agreement is breached for any reason, the non-breaching party may seek damages from the breaching party.

Hong Mao was established in 2002. Its business includes a biological fertilizer project, ecological tree growing, high quality garden and flower growing, organic food and green vegetable processing and a vegetable basket service project.

Note 8   Changes in Control or Registrant

On November 13, 2008, Chi Ching Chiang transferred 32,920,000 restricted shares of common stock owned by her to Hsi Chun Chiang, President and CEO of the Company. After the transfer, Hsi Chun Chiang owns total of 32,920,000 restricted shares of common stock or 85.14% of the total shares of common stock outstanding.

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

     On October 9, 2008, the Company issued a split-up in the form of a dividend on the basis of 6 additional shares of common stock for each 1 share of common stock outstanding. All references in these financial statements and notes to financial statements of common shares to number of shares, price per common share and weighted average number of common shares outstanding prior to the 7:1 split-up in the form of dividend (“split-up”) declared on October 9, 2008 have been adjusted to reflect the split-up on a retroactive basis unless otherwise noted.

     On June 18, 2008, we completed our public offering by selling 3,665,200 (post split-up in the form of a dividend) shares of our common stock and raised $104,720. If we are unable to attract users of our services, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources of financing, such as a second public offering, a private placement of securities or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The money we raised from our public offering is estimated to not last one year.

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

     Our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

During the past ninety days, we have not yet acquired the equipment we need to begin operations. In the next ninety days, we are planning to purchase a desktop computer set. The cost of the equipment will be approximately $10,000. We intend to hire a part-time employee. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

After we acquire the equipment we need, we intend to contact companies through our website and by personal contact through Hsi Chun Chiang, one of our officers and directors. We intend to hire an outside web designer to begin development of the website. As additional relationships are created, we intend to create a database of clients who we intend to interest in new programs. This promotion will be ongoing through the life of our operations.

3.

During the next sixty days, we are promoting our services through personal connections, website, referral and business friends in the Great China area. We are also looking for profitable projects in Asia to partner with. We intend to promote our services to corporations to become users of our advisory services. Initially we will aggressively court contacts provided by our president, Hsi Chun Chiang. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations.

4.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services. Marketing materials are still in the development process.

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

Results of operations

From Inception on February 5, 2008 to November 30, 2008

     Since inception, we incorporated the Company, hired the attorney, and hired the auditor for the preparation of the Company’s registration statement. We have prepared an internal business plan. We have reserved the domain name “www.futureccenvironment.com”. Our loss since inception is ($159,797), all of which is for the general and administrative expenses. We have just initiated our proposed business operations.

     Since inception, we sold 35,000,000 (post split-up in the form of a dividend) shares of common stock to a shareholder in consideration of $50. As of June 18, 2008, we completed our public offering and raised $104,720. As of the date of this report, we have spent all of the proceeds from our public offering, $104,720. We spent $85,000 for the set up fees, administration expenses and director fees, since inception to Hsi Chun Chiang, the related party; $15,000 prepaid auditing fees to De Joya Griffith & Company, LLC; and $4,720, service fees paid to the Stock Transfer Company, lawyer, accounting, office rent and telephone bill.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On February 8, 2008, we issued 35,000,000 restricted shares of common stock to Chi Ching Chiang in consideration of $50. The foregoing was accounted for as a sale of common stock.

     On June 18, 2008, we completed our public offering and sold 3,665,200 shares of common stock and raised $104,720. The foregoing was accounted for as a sale of common stock.

     As of November 30, 2008, our total assets were $15,680 and our total liabilities were $70,707.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 24, 2008, our Form S-1 registration statement (SEC file no. 333-150110) was declared effective by the SEC. Pursuant to the S-1, we offered 500,000 shares minimum, 1,000,000 shares maximum at an offering price of $0.20 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of June 18, 2008, we have sold 523,600 shares of common stock and raised $104,720. As of the date of this report, we have spent all of the proceeds from our public offering, $104,720. We spent $85,000 for the set up fees, administration expenses and director fees, since inception to Hsi Chun Chiang, the related party; $15,000 prepaid auditing fees to De Joya Griffith & Company, LLC; and $4,720, service fees paid to the Stock Transfer Company, lawyer, accounting, office rent and telephone bill. The foregoing does not reflect our 7 for 1 stock dividend.

ITEM 6.        EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of January, 2009.

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