Form 10-K
period 2009-02-28
Future Canada China Environment Inc.
filed 2009-06-09
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-150110

Future Canada China Environment Inc.
(Exact name of registrant as specified in its charter)

Nevada	71-1046264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, Suite 437, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 360-392-2828

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ]   No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]   No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ]  No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 28, 2009 was $290,899,080 based on a $28.50 closing price for the Common Stock on May 28, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

38,665,200 Common Shares issued & outstanding as of May 28, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Future Canada China Environment Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in Nevada on February 5, 2008.

Since inception, we have been a development stage company and we intended to provide consulting services to Chinese corporations in order to assist them in reducing Greenhouse Gas emissions.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

On September 9, 2008, Kin Bun Kwong was appointed our Vice President and Legal Representative in the People’s Republic of China.

On September 30, 2008, Paul Young was appointed to our board of directors and vice president.

On January 15, 2009, we entered into a Public Relations, Promotion and Marketing Letter Agreement (the “Agreement”) with CityVac IR Services (“CityVac”) located in Celebration, Florida, whereby CityVac will provide consulting, promotional and marketing services for us. The consideration for CityVac’s services is 5,000 restricted shares of our common stock. The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. CityVac was supplied with copies of all information that can be found in a Form S-1 registration statement and is a sophisticated investor. The term of the Agreement is from January 18, 2009 to June 18, 2009. Each party agreed to mutual rights of indemnification.

On February 2, 2009, we entered into a share exchange agreement with Guangdong Hongmao Industrial Co., Ltd., a People’s Republic of China Corporation, and the shareholders of Guangdong Hongmao Industrial Co., Ltd. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Guangdong Hongmao Industrial Co., Ltd.’s common stock in exchange for the issuance by our company of such number of shares of our common stock as is equal to the total of Guangdong Hongmao Industrial Co., Ltd.’s assets, as set out in the audited statements of Guangdong Hongmao Industrial Co., Ltd., divided by the closing market price of our company’s common stock as quoted on the Over the Counter Bulletin Board as of the closing date of the agreement, to the shareholders of Guangdong Hongmao Industrial Co., Ltd. Due to conditions precedent to closing and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange.

On January 28, 2009, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange of 1934, of trading in the securities of our company. The temporary suspension will expire at 11:59 p.m. (Eastern Standard Time) on February 10, 2009.

The Securities and Exchange Commission temporarily suspended trading in our securities due to recent trading activity in our company’s common stock and due to questions concerning the accuracy and adequacy of the publicly available information regarding our planned acquisition of Guangdong Hongmao Industrial Co., Ltd.

Upon termination of the temporary suspension and in compliance with Rule 15c2-11, any brokers wishing to acquire any of our securities must have a copy of our prospectus, our most recent annual report and our most recent current reports and quarterly reports and based upon a review of such documents must have a reasonable basis for believing that such documents are accurate in all material respects and that the sources of such information are reliable.

Additionally, without limiting the foregoing, brokers must keep up-to-date information on our financial status, our company’s name, the address of our principal executive office, our state of incorporation, the name of our transfer agent, our insiders, the nature of our business, the nature of the products we offer and must provide this information to any potential purchasers of our common stock upon request.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com

Further to our Form 8-K filed on October 10, 2008 and our press releases dated November 10, 2008 and December 19, 2008, we wish to correct certain disclosure relating to the name of the company we plan to acquire. We incorrectly disclosed the name of the private company as Hong Mao Enterprise Ltd., the company’s correct name is Guangdong Hongmao Industrial Co., Ltd.

On February 27, 2009, Hsi Chun Chiang resigned as President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Ms. Chiang continued to serve as a member of the Board of Directors.

On February 27, 2009, Paul Young, a member of our Board of Directors, was appointed as our President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Mr. Young resigned as our Vice President. Mr. Young continued to serve on our Board of Directors.

On April 1, 2009, we entered into a financial advisory agreement with Network 1 Financial Securities, Inc. Pursuant to the terms of the agreement, Network 1 Financial Securities, Inc. will assist our company in financings and acquisitions. The term of the agreement is for a period of six months. In consideration for Network 1 Financial Securities, Inc.’s services, we have agreed to issue 100,000 restricted shares of our common stock to Network 1 Financial Securities, Inc.

On April 13, 2009, Paul Young resigned as President, Secretary, Treasurer and a director of our company. As a result of the resignation of Mr. Young on April 13, 2009, we appointed (Michael) Hua Hu as President, Secretary, Treasurer and director of our company.

On April 29, 2009, Rui Yang was appointed as vice president of our company. On April 30, 2009, Hsi Chun Chiang resigned as director of our company. Our board of directors now solely consists of (Michael) Hua Hu.

On May 5, 2009, our company entered into a stock option agreement with Rui Yang, our company’s vice president. The board of directors of our company has granted stock options to purchase a total of 200,000 shares of our common stock at a price of $5.00 per share to Mr. Yang. The stock options vested immediately and expire on May 5, 2012.

Our Current Business

We were incorporated pursuant to the laws of the State of Nevada on February 5, 2008. Since our incorporation, we intended to be in the business of providing consulting services to Chinese corporations in order to assist them in reducing Greenhouse Gas emissions.

On February 2, 2009, we entered into a share exchange agreement with Guangdong Hongmao Industrial Co., Ltd., a People’s Republic of China Corporation, and the shareholders of Guangdong Hongmao Industrial Co., Ltd. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Guangdong Hongmao Industrial Co., Ltd.’s common stock in exchange for the issuance by our company of such number of shares of our common stock as is equal to the total of Guangdong Hongmao Industrial Co., Ltd.’s assets, as set out in the audited statements of Guangdong Hongmao Industrial Co., Ltd., divided by the closing market price of our company’s common stock as quoted on the Over the Counter Bulletin Board as of the closing date of the agreement, to the shareholders of Guangdong Hongmao Industrial Co., Ltd. As of the date of this filing, we have not completed the share exchange since we are awaiting audited financial statements of Guangdong Hongmao Industrial Co., Ltd. to determine the number of shares required in the share exchange. Due to conditions precedent to closing and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange.

Guangdong Hongmao Industrial Co., Ltd. is principally engaged in the business of the production of biological fertilizer, ecological tree growing, high quality garden and flower growing, organic food and green vegetable processing, and a vegetable basket service project.

In addition to attempting to complete the acquisition of Guangdong Hongmao Industrial Co., Ltd., our management is currently evaluating other potential business opportunities that might be available to our company. Our management will begin analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to engage in mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original consulting business are not good.

Competition

We face vast competition from other shell companies with the same objectives. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devote only a limited amount of time to our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.	Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Our management is currently seeking out potential business opportunities and there are numerous risks associated with any potential business opportunity.

We intend to use reasonable efforts to acquire or complete potential business opportunities that our management determines is in the best interests of our shareholders. Such combinations will be accompanied by risks commonly encountered in acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.	Properties

Executive Offices

Our principal executive offices are located at 114 West Magnolia Street, Suite 437, Bellingham, Washington 98225. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4.	Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended February 28, 2009.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our shares of common stock were initially approved for quotation on the OTCBB under the symbol, “FCCE” on September 8, 2008. On February 2, 2009, our shares of common stock were removed from quotation on the OTCBB. Our shares of commons stock are currently quoted on the Pinksheets under the symbol “FCCE.” The following quotations obtained from Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows: (to be updated)

National Association of Securities Dealers OTC Bulletin Board(1)(2)
Quarter Ended	High	Low
February 28, 2009	$28.50	$10.00
November 30, 2008	$6.90	$0.92
August 31, 2008	$N/A(2)	$N/A(2)
May 31, 2008	$N/A(2)	$N/A(2)
February 29, 2008	$N/A(2)	$N/A(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our common stock was quoted on the Over-the-Counter Bulletin Board on September 8, 2008 and was de-listed on February 2, 2009. On February 4, 2009, our common stock was quoted on the Pinksheets.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada 89119.

On May 22, 2009, the shareholders' list showed 78 registered shareholders and 38,665,200 common shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on February 5, 2008. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

Except as described below, we did not have any equity compensation plans at the end of our fiscal year ended February 28, 2009.

On May 5, 2009, our company entered into a stock option agreement with Rui Yang, our company’s vice president. The board of directors of our company has granted stock options to purchase a total of 200,000 shares of our common stock at a price of $5.00 per share to Mr. Yang. The stock options vested immediately and expire on May 5, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2009.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2009.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended February 28, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are currently seeking opportunities to acquire prospective businesses. On February 2, 2009, we entered into a share exchange agreement with Guangdong Hongmao Industrial Co., Ltd., a People’s Republic of China Corporation, and the shareholders of Guangdong Hongmao Industrial Co., Ltd. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Guangdong Hongmao Industrial Co., Ltd.’s common stock. As of the date of this filing, we have not completed the share exchange since we are awaiting audited financial statements of Guangdong Hongmao Industrial Co., Ltd. to determine the number of shares required in the share exchange. We anticipate that the acquisition of Guangdong Hongamao Industrial Co., Ltd. or any other new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire Guangdong Hongamao Industrial Co., Ltd. or any other new acquisition or business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

We anticipate that we will expend $700,000 during the twelve-month period ending February 28, 2010. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending February 28, 2010
Operating expenses
Legal fees, professional fees, management fees,	$350,000
office rents, etc
Selling, General and Administrative	350,000
Total	$700,000

At February 28, 2009, we had a working capital deficit of $107,110. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending February 28, 2010.

General and Administrative Expenses

We expect to spend $350,000 during the twelve-month period ending February 28, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

Unless we acquire a new business, we do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending February 28, 2010.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at February 28, 2009, our only employees were our sole director and officer.

Results of Operations for the Year Ended February 28, 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2009.

Our operating results for the year ended February 28, 2009 is summarized as follows:

		Year Ended
		February 28
		2009

Revenue	$	Nil
Selling, General and Administrative
Expenses		$215,799
Non-Operating Income
Debt forgiveness		$49,857

Net Operating Loss		$(165,942)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended February 28, 2009 is outlined in the table below:

Year Ended
February 28, 2009

Selling, General and Administrative	$215,799
Expenses

Our selling, general and administrative expenses for the year ended February 28, 2009 was $215,799 and were mainly comprised of rent, auditor fees, consulting fees, management fees, directors fees and legal fees.

Non Operating Income and Expenses

We have non-operating income of $49,857 from forgiveness of debt.

Liquidity and Financial Condition

As of February 28, 2009, our total current assets were $122,171 and our total current liabilities were $229,281 and we had a working capital deficit of $107,110. Our financial statements report a net loss of $165,942 for the year ended February 28, 2009, and a net loss of $211,585 for the period from February 5, 2008 (date of inception) to February 28, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At
		February 28,
		2009

Net Cash (Used in) Operating Activities		$(141,239)
Net Cash Provided by (Used In) Investing Activities	$	Nil
Net Cash Provided by Financing Activities		$218,360
Increase In Cash During The Period		$77,121

We had cash in the amount of $77,171 as of February 28, 2009 and a working capital deficit of $107,110 as of February 28, 2009.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements. Reclassifications were made between accounts payable – related party and due to related party.

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

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through February 28, 2009 that would affect the computation of diluted loss per share

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 159 did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Future Canada China Environment, Inc.
Bellingham, Washington

We have audited the accompanying balance sheets of Future Canada China Environment, Inc. (A Development Stage Company) as of February 28, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2009, from inception (February 5, 2008) through February 29, 2008 and from inception (February 5, 2008) through February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Canada China Environment, Inc. as of February 28, 2009 and 2008, and the results of its operations and cash flows for the year ended February 28, 2009, from inception (February 5, 2008) through February 29, 2008 and from inception (February 5, 2008) through February 28, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
Henderson, NV
June 3, 2009

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 588-5960 • Facsimile (702) 588-5979

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	February 28, 2009	February 29, 2008
	(Audited)	(Audited)
ASSETS

Current assets
Cash	$77,171	$50
Prepaid expenses	45,000	--
Total current assets	122,171	50

Other assets
Deposits	595	595

Total assets	$122,766	$645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$31,897	$--
Accounts payable - related party	42,807	5,000
Due to related party	154,577	40,938

Total liabilities	229,281	45,938

Stockholders' deficit (See Note 4)
Preferred stock; $.00001 par value; 100,000,000 shares
authorized, no shares issued and outstanding
as of November 30, 2008, respectively	--	--
Common stock; $.00001 par value; 100,000,000 shares authorized
38,665,200 and 35,000,000 shares issued and outstanding
as of February 29, 2008 and February 28, 2009, respectively	387	350
Additional paid in capital	104,683	--
Accumulated deficit during development stage	(211,585)	(45,643)
Total stockholders' deficit	(106,515)	(45,293)

Total liabilities and stockholders' deficit	$122,766	$645

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

		February 5, 2008	February 5, 2008
	Twelve Months	(Date of Inception)	(Date of Inception)
	Ended	through	through
	February 28, 2009	February 29, 2008	February 28, 2009
Revenues	$--	$--	$--
Cost of revenues	--	--	--
Gross profit	--	--	--
Operating expenses
Selling, general and administrative	215,799	45,643	261,442
Total operating expenses	215,799	45,643	261,442
Non-Operating Income
Debt forgiveness	49,857		49,857
Net loss	$165,942	$45,643	$211,585
Basic loss per common share	$0.00	$0.01
Basic weighted average common
shares outstanding	37,309,578	5,000,000

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
(Audited)

			Common			Accumulated
	Preferred Stock		Stock		Additional	Deficit During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, February 5, 2008 (Date of
Inception)	--	$--	--	$--	$--	$--	$--

Issuance of stock for cash,
$ 0.00001 per share	--	--	35,000,000	350	--	(300)	50

Net loss	--	--	--	--	--	(45,343)	(45,343)

Balance, February 29, 2008	--	--	35,000,000	350		(45,643)	(45,293)

Issuance of stock for cash,
$ 0.0285 per share	--	--	3,665,200	37	104,683		104,720

Net loss	--	--	--			(165,942)	(165,942)

Balance, February 28, 2009
(Audited)	--	$-	38,665,200	$387	$104,683	$(211,585)	$(106,515)

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

		February 5, 2008	February 5, 2008
	Twelve Months	(Date of Inception)	(Date of Inception)
	Ended	Through	Through
	February 28, 2009	February 29, 2008	February 28, 2009

Cash flows from operating activities:
Net loss	$(165,942)	$(45,343)	$(211,285)

Adjustments to reconcile net loss to net cash used
in operating activities:
Consulting expense - non cash	14,856	--	14,856
Debt forgiveness	(49,857)	--	(49,857)

Changes in operating assets and liabilities:
(Increase) decrease in deposits	--	(595)	(595)
(Increase) decrease in prepaid expenses	(10,000)	--	(10,000)
Increase (decrease) in accounts payable	31,897	--	31,897
Increase (decrease) in accounts payable - related party	37,807	5,000	42,807
Net cash used by operating activities	(141,239)	(40,938)	(182,177)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,720	50	104,770
Due to related party	113,640	40,938	154,578
Net cash provided by financing activities	218,360	40,988	259,348

Net change in cash	77,121	50	77,171

Cash, beginning of period	50	--	--

Cash, end of period	$77,171	$50	$77,171

Supplemental disclosures
Non cash prepaid consulting services	$35,000	$--	$35,000

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($211,585) and had a working capital deficit of ($107,110) as of February 28, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

(b) Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued financial statements to conform to the current period’s presentation of the Company’s financial statements. Reclassifications were made between accounts payable – related party and due to related party.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 2	Significant Accounting Policies (Continued)

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

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through February 28, 2009 that would affect the computation of diluted loss per share.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 3	Initial Public Offering

On April 24, 2008, Form S-1 registration statement was declared effective by the SEC. Pursuant to the S-1, the Company offered 3,500,000 (post split-up in the form of a dividend) (post split-up) shares minimum, 7,000,000 (post split-up) shares maximum at an offering price of $0.0285 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of February 28, 2009, the Company had sold 3,665,200 (post split-up) shares of common stock and raised $104,720. The Company is currently listed on the Over the Counter Bulletin Board (OTCBB).

Note 4	Stockholders’ Deficit

The Company has 100,000,000 common shares authorized with a par value of US $0.00001 per share and 100,000,000 preferred shares. In February 2008, in connection with its organization, the Company issued 35,000,000 (post split-up) restricted shares of their authorized common stock. The shares were issued for cash of $50.00 (or $0.000001 per share). The Company completed its initial public stock offering during the current year ended February 28, 2009 and raised $104,720 through issuance of 3,665,200 (post split-up) shares of registered common stock. In addition, on October 9, 2008, the Company issued a split-up in the form of a dividend on the basis of 6 additional shares of common stock for each 1 share of common stock outstanding. All references in these financial statements and notes to financial statements of common shares to number of shares, price per common share and weighted average number of common shares outstanding prior to the 7:1 split-up in the form of dividend (“split-up”) declared on October 9, 2008 have been adjusted to reflected the split-up on a retroactive basis unless otherwise noted.

	Number of Shares	Proceeds

Balance, February 5, 2008	0	$0

Issued for private placement	35,000,000	50
5,000,000 shares, and split-up
in the form of a dividend 7:1

Issued during initial public	3,665,200	104,720
offering 523,600 shares, and
split-up in the form of a
dividend 7:1

Balance, February 28, 2009	38,665,200	$104,770

Note 5	Income Taxes

At February 2009 and 2008, the Company had a net federal operating loss carry forward of $178,624 and $10,421, respectively. Components of net deferred tax assets, including a valuation allowance, are as follows:

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 5	Income Taxes (Continued)

	2009	2008
Net operating loss carry-forward	$178,624	$10,421
Total deferred tax assets	62,518	3,647
Less: Valuation allowance	(62,518)	(3,647)
Net deferred tax assets	-0-	-0-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2009		2008
Tax at statutory rate	(35%	)	(35%	)
Change in valuation allowance	35%		35%

Effective income tax rate	0%		0%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2008 and February 28, 2009, and recorded a full valuation allowance at those dates.

Note 6	Related Party Transaction

During fiscal year ended February 28, 2009, Hsi Chun Chiang, director of the Company advanced $83,117 to pay for expenses on behalf of the Company. As of February 28, 2009, $124,055 is owed to Hsi Chun Chiang and recorded as due to related party.

During fiscal year ended February 28, 2009, Paul Young, President and CEO of the Company advanced $30,522 to pay for expenses on behalf of the Company. As of February 28, 2009, $30,522 is owed to Paul Young and recorded as due to related party.

Neither Hsi Chun Chiang nor Paul Young will receive any interest on any funds that they advance to the Company and there are no set repayment terms.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 6	Related Party Transaction (Continued)

During the year, the Company accrued $60,000 of director fees due to Hsi Chun Chiang and $12,500 to Paul Young, President and CEO. As of February 28, 2009, $40,000 is owed to Hsi Chun Chiang and $2,807 to Paul Young as “accounts payable – related party.”

On January 15, 2009, the Company entered into a Public Relations, Promotion and Marketing Agreement with CityVac Services. The consideration for CityVac’s services is 5,000 restricted shares of the company’s common stock. The 5,000 shares of common stock were transferred from Hsi Chun Chiang’s, prior President of the company, personal shares. CityVac’s service was valued at $50,000 and 5,000 shares of Hsi Chun Chiang’s common stock were valued at $143. The difference of $49,857 was recorded as debt forgiveness from CityVac IR Services on February 28, 2009.

As of February 28, 2009, there are no other related party transactions between the Company and any directors other than those mentioned above.

Note 7	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R” (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. The adoption of FAS 159 did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 7	Recently Issued Accounting Pronouncements (Continued)

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

Note 8	Commitments and Contingencies

On February 2, 2009, the Company entered into a share exchange agreement with Guangdong Hongmao Industrial Co. Ltd. (“Guangdong”) located in Guang Zhou, China. The Company agrees to acquire all of the issued and outstanding shares of Guangdong’s common stock in exchange for the issuance by the Company of such number of shares of the Company’s common stock as is equal to the total of Guangdong’s assets divided by the market price of the Company’s common stock. As of the date of this filing, we have not completed the share exchange since we are awaiting audited financial statements of Guangdong Hongmao Industrial Co., Ltd. to determine the number of shares required in the share exchange. In the event that this agreement is breached for any reason, the non-breaching party may seek damages from the breaching party.

Hong Mao, established in 2002, is principally engaged in the business of the production of biological fertilizer, ecological tree growing, high quality garden and flower growing, organic food and green vegetable processing and a vegetable basket service project.

Note 9	Changes in Control or Registrant

On November 13, 2008, Chi Ching Chiang transferred 32,920,000 restricted shares of common stock owned by her to Hsi Chun Chiang, President and CEO of the Company. After the transfer, Hsi Chun Chiang owns a total of 32,920,000 restricted shares of common stock or 85.14% of the total shares of common stock outstanding.

On February 27, 2009, Hsi Chun Chiang resigned as President, Chief Executive Officer Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Hsi continued to serve as a member of the Board of Directors.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009
(Audited)

Note 9	Changes in Control or Registrant (Continued)

On February 27, 2009, Paul Young, a member of the Board of Directors, was appointed as President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Paul Young resigned as Vice President on April 13, 2009.

Note 10	Other Matters

On January 28, 2009, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12 (k) of the Securities Exchange Act of 1934, of trading in the securities of our company. The temporary suspension expired February 10, 2009.

Note 11	Subsequent Events

On April 1, 2009, Hsi Chun Chiang, former president of the Company, entered into a share transfer agreement with Paul Young. Paul Young was appointed President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer on February 27, 2009. Pursuant to the terms of the share transfer agreement, Ms. Chiang transferred 24,395,000 shares of common stock to Mr. Young.

On April 1, 2009, the Company entered into a financial advisory agreement with Network 1 Financial Securities, Inc. Pursuant to the terms of the agreement, Network 1 Financial Securities, Inc. will assist our company in financings and acquisitions. The term of the agreement is for a period of six months. In consideration for Network 1 Financial Securities, Inc.’s services, we have agreed to issue 100,000 restricted shares of our common stock to Network 1 Financial Securities, Inc., which was transferred from Hsi Chun Chiang, former president of the Company.

On April 13, 2009, Paul Young resigned as President, Secretary, Treasurer and director of the Company. Mr. Young entered into a share transfer agreement with (Michael) Hua Hu. Hua Hu was appointed President, Secretary, Treasurer and director on April 13, 2009. Pursuant to the terms of the share transfer agreement, Mr. Young transferred 24,285,000 shares of common stock to Mr. Hu. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Hua Hu was 24,285,000 or 62.81%.

On April 29, 2009, Rui Yang was appointed as vice president of the company.

On April 30, 2009, Hsi Chun Chiang resigned as director of the Company. As a result, the board of directors now solely consists of (Michael) Hua Hu.

On May 5, 2009, our company entered into a stock option agreement with Rui Yang, our company’s vice president. The board of directors of our company has granted stock options to purchase a total of 200,000 shares of our common stock at a price of $5.00 per share to Mr. Yang. The stock options vested immediately and expire on May 5, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T).	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of February 28, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2009, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
(Michael) Hua Hu	President, Secretary, Treasurer and Director	58	April 13, 2009
Rui Yang	Vice President	41	April 29, 2009
Kin Bun Kwong	Vice President and Legal Representative in the Peoples Republic of China	55	September 9, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

(Michael) Hua Hu, President, Secretary, Treasurer and Director

Since 2007, Mr. Hua Hu has been the Chairman and Chief Executive Officer of NAH Development Inc. From 2006 to 2007, Mr. Hua Hu was the Chairman and Director of Maple Leaf Reforestation Inc. From 2004 to 2006, Mr. Hua Hu was the Chief Executive Officer and director of North America Holdings Inc.

Rui Yang, Vice President

In 1991, Mr. Yang obtained a Bachelor of Engineering degree from Shanghai Fisheries University. Mr. Yang has been a Food Processing Engineer since 1996. Since April 1, 2005, he has been the vice-president of Aventech Capital Inc., which is located in Montreal, Quebec. Since 2006, he has been a senior advisor of Shanxi RuiYin Investment Inc., located in the city of Taiyuan, Shanxi Province, in China. Since 2006, he has been a consultant and providing investor relations services to News of China Inc., an OTC BB listed company.

Kin Bun Kwong, Vice President and Legal Representative in the Peoples Republic of China

From May 2002 to February 2008, Mr. Kwong was president of Optimal Life Group. From March 2004 until September 2008, Mr. Kwong was vice president of operations for Maple Leaf Restoration Inc. located in Alberta, Canada which grows tree seedlings for exploration to China to improve air quality.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange

Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
(Michael) Hua Hu	1(1)	1	N/A
Rui Yang	1(1)	1	1
Kin Bun Kwong	1(1)	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement in Changes of Beneficial Ownership.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Effective May 1st, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer, our principal financial officer and our principal accounting officer), employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Future Canada China Environment Inc., 114 West Magnolia Street, Suite 437, Bellingham, Washington 98225.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2009 and February 29, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2009 and February 29, 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(Michael) Hua Hu(1) President, Secretary, Treasure, and Director	2009 2008	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Paul Young(2) Former President, Secretary, Treasurer and Director	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	12,500 N/A	12,500 N/A
Hsi Chun Chiang(3) Former President, Secretary, Treasurer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 5,000	60,000 5,000

(1)	On April 13, 2009, (Michael) Hua Hu was appointed President, Secretary, Treasurer and Director of our company.

(2)	On April 13, 2009, Paul Young resigned as our President, Secretary, Treasurer and Director.

(2)	On February 27, 2009, Hsi Chun Chiang resigned as our President, Secretary, Treasurer and Director.

Stock Options/SAR Grants

During our year February 28, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended February 28, 2009 or February 29, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 28, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have paid director's fees or other cash compensation for services rendered as a director since our inception to February 28, 2009 of $77,500.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Other than as set out below, none of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 22, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hua Hu (Michael) 114 W. Magnolia Street Bellingham, WA 98225	24,285,000	62.81%
Rui Yang 8633 159 Avenue, Apt 40 Surrey, BC V4N 5W1	200,000(2)	0.51%
Kin Bun Kwong 2105 21st Floor Office Tower Langhan Place, Mongkok, Hong Kong	Nil	Nil
Directors and Executive Officers as a Group(1)	24,485,000	63.32%
Zhengmao Hu 17999, 99A Avenue, Surrey, BC, V4N 4V6	3,500,000	9.05%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Yanqiong Zhao 17999 99A Avenue Surrey, BC V4N 4V6	3,515,320	9.09%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 22, 2009. As of May 22, 2009, there were 38,665,200 shares of our company’s common stock issued and outstanding.

(2)	Mr. Yang holds options to purchase a total of 200,000 shares of our common stock at a price of $5.00 per share. The stock options vested immediately and expire on May 5, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During fiscal year ended February 28, 2009, Hsi Chun Chiang, a former director of our company advanced $83,117 to pay for expenses on behalf of our company. As of February 28, 2009, $124,055 is owed to Hsi Chun Chiang and recorded as due to related party.

During fiscal year ended February 28, 2009, Paul Young, our former President and CEO advanced $30,523 to pay for expenses on behalf of our company. As of February 28, 2009, $30,523 is owed to Paul Young and recorded as due to related party.

Neither Hsi Chun Chiang nor Paul Young will receive any interest on any funds that they advance to our company and there are no set repayment terms.

During the year, we accrued $60,000 of director fees due to Hsi Chun Chiang and $12,500 to Paul Young, the former President and CEO. As of February 28, 2009, $40,000 is owed to Hsi Chun Chiang and $2,807 to Paul Young as “accounts payable – related party.”

As of February 28, 2009, there are no other related party transactions between the Company and any directors other than those mentioned above.

Director Independence

We currently act with one director, consisting of (Michael) Hua Hu. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director acts in such capacity. We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2009 and for fiscal year ended February 29, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2009 ($)	February 29, 2008 ($)
Audit Fees	14,500	3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	14,500	3,500

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2008).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2008).
(10)	Material Agreements
10.1

Share exchange agreement dated February 2, 2009 between our company and Guangdong Hongmao Industrial Co., Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2009).

(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE CANADA CHINA ENVIRONMENT INC.

/s/ Hua Hu
Hua Hu
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: June 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Secretary, Treasurer and
/s/ Hua Hu	Director	June 9, 2009
Hua Hu