Form 10-Q
period 2009-05-31
Future Canada China Environment Inc.
filed 2009-07-20
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-150110

Future Canada China Environment Inc.
(Exact name of registrant as specified in its charter)

Nevada	71-1046264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 West Magnolia Street, Suite 437, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

360.392.2828
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 38,665,200 common shares issued and outstanding as of July 15, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended May 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	May 31, 2009	February 28, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$20,573	$77,171
Prepaid expenses	18,000	45,000
Total current assets	38,573	122,171

Other assets
Deposits	495	595

Total assets	$39,068	$122,766

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$42,041	$31,897
Accounts payable - related party	57,806	42,807
Due to related party	145,153	154,577

Total liabilities	245,000	229,281

Stockholders’ deficit (See Note 4)
Preferred stock; $.00001 par value; 100,000,000 shares	--	--
authorized, no shares issued and outstanding
as of May 31, 2009 and February 29, 2008
Common stock; $.00001 par value; 100,000,000 shares authorized
38,665,200 shares issued and outstanding
as of May 31, 2009 and February 29, 2008	387	387
Additional paid in capital	111,872	104,683
Accumulated deficit during development stage	(318,191)	(211,585)
Total stockholders' deficit	(205,932)	(106,515)

Total liabilities and stockholders' deficit	$39,068	$122,766

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Operations

			February 5, 2008
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	through
	(Unaudited)	(Unaudited)	(Audited)
	May 31, 2009	May 31, 2008	May 31, 2009

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling, general and administrative	108,249	35,221	369,691
Total operating expenses	108,249	35,221	369,691

Non-Operating Income
Debt Forgiven by related party	1,643	--	51,500

Net loss	$106,606	$35,221	$318,191

Basic loss per common share	$0.00	$0.00

Basic weighted average common
shares outstanding	38,665,200	35,000,000

Future Canada China
Environment, Inc.
(A Development Stage
Company)
Statement of Stockholders'
Deficit

						Accumulated
						Deficit
	Preferred Stock		Common Stock		Additional	During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, February 5, 2008
(Date of Inception)	--	$--	--	$--	$--	$--	$--

Issuance of stock for cash, $
0.00001 per share	--	--	35,000,000	350	--	(300)	50

Net loss	--	--	--	--	--	(45,343)	(45,343)

Balance, February 29, 2008	--	--	35,000,000	350	--	(45,643)	(45,293)

Issuance of stock for cash, $
0.0285 per share	--	--	3,665,200	37	104,683	--	104,720

Net loss	--	--	--	--	--	(165,942)	(165,942)

Balance, February 28, 2009
(Audited)	--	--	38,665,200	387	104,683	(211,585)	(106,515)

Net loss	--	--	--	--	7,189	106,606)	(106,606)

Balance, May 31, 2009
(unaudited)	--	$--	38,665,200	$387	$111,872	$(318,191)	$(205,932)

Future Canada China Environment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	May 31, 2009	May 31, 2008	May 31, 2009

Cash flows from operating activities:
Net loss	$(106,606)	$(35,221)	$(317,891)

Adjustments to reconcile net loss to net cash used
in operating activities:
Consulting expense - non cash	31,500	--	43,500
Debt forgiveness	(1,643)	--	(51,500)
Stock Compensation Expense	7,189		7,189

Changes in operating assets and liabilities:
(Increase) decrease in deposits	100	--	(495)
(Increase) decrease in prepaid expenses			(10,000)
(Increase) in restricted cash		(40,133)
Increase (decrease) in accounts payable	7,287	--	42,041
Increase (decrease) in accounts payable - related party	15,000	15,000	57,806
Net cash used by operating activities	(47,173)	(60,354)	(229,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	104,770
Advance payments from investors	--	40,253	--
Increase (decrease) in due to related party	(9,425)	20,101	145,153
Net cash provided by financing activities	(9,425)	60,354	249,923

Net change in cash	(56,598)	--	20,573

Cash, beginning of period	77,171	50	--

Cash, end of period	$20,573	$50	$20,573

Supplemental disclosure
Non cash stock compensation expenses	7,189		7,189
Non cash prepaid consulting services	$3,000	$--	$38,000

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($318,191) and had a working capital deficit of ($206,427) as of May 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 2	Significant Accounting Policies

(a) Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended February 28, 2009.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies (Continued)

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies (Continued)

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

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for the period from inception (February 5, 2008) through May 31, 2009 that would affect the computation of diluted loss per share.

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

The Company has 100,000,000 common shares authorized with a par value of US $0.00001 per share and 100,000,000 preferred shares. In February 2008, in connection with its organization, the Company issued 35,000,000 (post split-up) restricted shares of their authorized common stock. The shares were issued for cash of $50.00 (or $0.000001 per share). The Company completed its initial public stock offering during the prior year ended February 28, 2009 and raised $104,720 through issuance of

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 4	Stockholders’ Deficit (Continued)

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

	Number of Shares	Proceeds
Balance, February 5, 2008	0	$0

Issued for private placement
5,000,000 shares, and split-up
in the form of a dividend 7:1	35,000,000	50

Issued during initial public offering
523,600 shares, and split-up
in the form of a dividend 7:1	3,665,200	104,720

Balance, May 31, 2009	38,665,200	$104,770

Note 5	Related Party Transactions

During the three months ended May 31, 2009, the Company reimbursed $5,638 of expenses paid on behalf of the Company by Hsi Chun Chiang, former President of the Company. As of May 31, 2009, $118,417 is owed to Hsi Chun Chiang and recorded as due to related party.

During the three months ended May 31, 2009, the Company reimbursed $4,000 of expenses paid on behalf of the Company by Paul Young, former President and CEO of the Company. As of May 31, 2009, $26,523 is owed to Paul Young and recorded as due to related party.

During the three months ended May 31, 2009, Michael Hu, President and CEO of the Company advance $213 to pay for expenses on behalf of the Company. As of May 31, 2009, $213 is owed to Michael Hu and recorded as due to related party.

Neither Hsi Chun Chiang, Paul Young or Michael Hu will receive any interest on any funds that they advance to the Company and there are no set repayment terms.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 5	Related Party Transactions (Continued)

During the period, the Company accrued $1,600 of director fees due to Paul Young and $15,000 to Michael Hu, President and CEO. As of May 31, 2009, $40,000 is owed to Hsi Chun Chiang.

Hsi Chun Chiang, $2,807 to Paul Young and $15,000 to Michael Hu as “accounts payable – related party.”

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

On April 1, 2009, the company entered into a financial advisory agreement with Network 1 Financial Securities, Inc. The consideration for Network 1’s services is 100,000 restricted shares of the company’s common stock. The 100,000 shares of common stock were transferred from Hsi Chun Chiang’s, prior President of the company, personal shares. Network 1’s service was valued at $4,500 and 100,000 shares of Hsi Chun Chiang’s common stock were valued at $2,857. The difference of $1,643 was recorded as debt forgiveness from Network 1 Services on May 31, 2009.

Note 6	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of FAS 160 did not have a significant impact on our financial statements.

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 6	Recently Issued Accounting Pronouncements (Continued)

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

In May 2009, the FSAB issued SFAS No. 165, Subsequent Events, SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our financial statements.

Note 7	Share – Based Compensation

As approved by the Board of Directors, on May 5, 2009, the Company granted 200,000 shares fully vested stock options to Rui Yang, appointed President, Secretary, Treasurer and director of the company on July 7, 2009 at $5 per share for term of three years. The total fair value of these options at the date of grant was estimated to be $7,189 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0%, a dividend yield

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

of 0% and expected volatility of 99.57% and was recorded as a stock based compensation expense in 2009.

The Company’s stock option activity for the period ended May 31, 2009 is summarized as follows:

	Number of	Weighted	Weighted
	Options	average	average
		exercise	remaining in
		price	contractual
		per share	life (in years)

Balance, February 28, 2009	--	$--	--

Granted during the period	200,000	5.00	3
Exercised	--	--	--
Expired/Cancelled	--	--	--

Balance, May 31, 2009	200,000	5.00	3

Note 8	Commitments and Contingencies

On February 2, 2009, the Company entered into a share exchange agreement with Guangdong Hongmao Industrial Co. Ltd. (“Guangdong”) located in Guang Zhou, China. The Company agrees to acquire all of the issued and outstanding shares of Guangdong’s common stock in exchange for the issuance by the Company of such number of shares of the Company’s common stock as is equal to the total of Guangdong’s assets divided by the market price of the Company’s common stock. As of the date of this report, the Company has not completed the share exchange since the Company is awaiting audited financial statements of Guangdong Hongmao Industrial Co., Ltd. to determine the number of shares required in the share exchange. In the event that this agreement is breached for any reason, the non-breaching party may seek damages from the breaching party.

Hong Mao was established in 2002, is principally engaged in the business of the production of biological fertilizer, ecological tree growing, high quality garden and flower growing, organic food and green vegetable processing and a vegetable basket service project.

Note 9	Changes in Control or Registrant

On November 13, 2008, Chi Ching Chiang transferred 32,920,000 restricted shares of common stock owned by her to Hsi Chun Chiang, President and CEO of the Company. After the transfer, Hsi Chun Chiang owns total of 32,920,000 restricted shares of common stock or 85.14% of the total shares of common stock outstanding.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 9	Changes in Control or Registrant (Continued)

On February 27, 2009, Hsi Chun Chiang resigned as President, Chief Executive Officer Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Hsi continues to serve as a member of the Board of Directors.

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

On April 1, 2009, the company entered into a financial advisory agreement with Network 1 Financial Securities, Inc. Pursuant to the terms of the agreement, Network 1 Financial Securities, Inc. will assist the company in financings and acquisitions. The term of the agreement is for a period of six months. In consideration for Network 1 Financial Securities, Inc.’s services, the company agreed to issue 100,000 restricted shares of the company’s common stock to Network 1 Financial Securities, Inc., which was transferred from Hsi Chun Chiang, former president of the Company.

On April 13, 2009, Paul Young resigned as President, Secretary, Treasurer and director of the company. Mr. Young entered into a share transfer agreement with (Michael) Hua Hu. Hua Hu was appointed President, Secretary, Treasurer and director on April 13, 2009. Pursuant to the terms of the share transfer agreement, Mr. Young transferred 24,285,000 shares of common stock to Mr. Hu. The aggregate number and percentage of common shares of the issuer beneficially owned by Mr. Hua Hu was 24,285,000 or 62.81% .

On April 29, 2009, Rui Yang was appointed as vice president of the company.

On April 30, 2009, Hsi Chun Chiang resigned as director of the company. As a result, the board of directors now solely consists of (Michael) Hua Hu.

On May 5, 2009, the company entered into a stock option agreement with Rui Yang, the company’s vice president. The board of directors of the company has granted stock options to purchase a total of 200,000 shares of the company’s common stock at a price

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

Note 9	Changes in Control or Registrant (Continued)

of $5.00 per share to Mr. Yang. The stock options vested immediately and expire on May 5, 2012.

Note 10	Other Matters

On January 28, 2009, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12 (k) of the Securities Exchange Act of 1934, of trading in the securities of the company. The temporary suspension expired February 10, 2009.

Note 11	Subsequent events

On July 7, 2009, Michael Hua Hu resigned as President, Secretary, Treasurer and Director of the company.

On July 7, 2009, Rui Yang, vice president of the company was appointed as President, Secretary, Treasurer and director of the company. As a result, the board of directors now solely consists of Rui Yang.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our company”, mean Future Canada China Environment Inc., a Nevada corporation, unless otherwise indicated.

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

On July 7, 2009, Michael Hua Hu resigned as President, Secretary, Treasurer and a director of our company. As a result of the resignation of Mr. Hua Hu on July 7, 2009, we appointed Rui Yang as President, Secretary, Treasurer and director of our company. Our board of directors now solely consists of Rui Yang.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2009 which are included herein.

Three month period ended May 31, 2009 compared to the three month period ended May 31, 2008.

		Three Months Ended
		May 31		May 31
		2009		2008
Revenue	$	Nil	$	Nil
Selling, General and Administrative		$108,249		$35,221

	Three Months Ended
	May 31		May 31
	2009		2008
Debt Forgiveness	$1,643	$	Nil
Net Operating Loss	$106,606		$35,221

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our selling, general and administrative expenses for the three month period ended May 31, 2009 was $108,249 and were mainly comprised of rent, auditor fees, consulting fees, management fees, directors fees and legal fees.

Liquidity and Capital Resources

As of May 31, 2009, our total current assets were $38,573 and our total current liabilities were $245,000 and we had a working capital deficit of $206,427. Our financial statements report a net loss of $106,606 for the three month period ended May 31, 2009, and a net loss of $318,191 for the period from February 5, 2008 (date of inception) to May 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		May 31,		May 31,
		2009		2008

Net Cash (Used in) Operating Activities		$(47,173)		$(60,354)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$(9,425)		$60,354
Increase In Cash During The Period		$(56,598)	$	Nil

We had cash in the amount of $20,573 as of May 31, 2009 and a working capital deficit of $206,427 as of May 31, 2009.

Our principal sources of funds have been from sales of our common stock and Due to related party.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FSAB issued SFAS No. 165, Subsequent Events, SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our financial statements.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2008).

Exhibit
Number	Description
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2008).
(10)	Material Agreements
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

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE CANADA CHINA ENVIRONMENT INC.

/s/ Rui Yang
Rui Yang
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)
Date: July 20, 2009