Form 10-Q
period 2009-08-31
Future Canada China Environment Inc.
filed 2009-10-14
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 38,665,200 common shares issued and outstanding as of October 9, 2009

1

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	August 31, 2009	February 28, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$7,481	$77,171
Prepaid expenses	10,750	45,000
Total current assets	18,231	121,171

Other assets
Deposits	495	595

Total assets	$18,726	$122,766

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$72,300	$31,897
Accounts Payable – related party	86,807	42,807
Due to Related Party	150,352	154,577

Total liabilities	309,459	229,281

Stockholders’ deficit (See Note 4)
Preferred stock; $0.00001 par value; 100,000,000 shares authorized no shares issued and outstanding
as of August 31, 2009 and February 29, 2008	--	--
Common stock; $0.00001 par value; 100,000,000 shares authorized
38,665,200 shares issued and outstanding
as of August 31, 2009 and February 29, 2008	387	387
Additional paid in capital	152,695	104,683
Accumulated deficit during development stage	(443,815)	(221,585)

Total stockholders’ deficit	(290,733)	(106,515)

Total liabilities and stockholders’ deficit	$18,726	$122,766

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Inception
					(February 5,
	For the three months		For the six months		2008)
	ended		ended		through
	31-Aug-09	31-Aug-08	31-Aug-09	31-Aug-08	31-Aug-09

Revenues	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Selling, general and administrative	125,624	28,796	233,873	64,017	495,315
Total Expenses	125,624	28,796	233,873	64,017	495,015

Other income
Debt forgiven by related party	-	-	1,643	-	51,500

Loss from operations	$(125,624)	$(28,796)	$(232,230)	$(64,017)	$(443,515)

Basic and diluted net loss per
common share:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding	38,665,200	5,278,874	38,665,200	5,139,437

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
From Inception (February 5, 2008) to August 31, 2009

						Accumulated
						Deficit
					Additional	During	Total
	Common Stock		Preferred Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balances, February 5, 2008	-	$-	-	$-	$-	$-	$-
(Date of inception)
Issuance of stock for cash,
$0.00001 per share	35,000,000	350	-	-	-	(300)	50
Net loss	-	-	-	-	-	(45,343)	(45,343)
Balances, February 29, 2008	35,000,000	-	-	-	-	(45,643)	(45,293)
Issuance of stock for cash,
$0.0285 per share	3,665,200	37	-	-	104,683	-	104,720
Net loss	-	-	-	-	-	(165,942)	(165,942)
Balances, February 29, 2009	38,665,200	387	-	-	104,683	(211,585)	(106,515)
Issuance of stock option	-	-	-	-	48,012	-	48,012
Net loss for the period	-	-	-	-	-	(232,230)	(232,230)
Balances, August 31, 2009	38,665,200	$387	-	$-	$152,695	$(443,815)	$(290,733)

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Inception
			(February 5,
	For the six months		2008)
	ended		through
	31-Aug-09	31-Aug-08	31-Aug-09
Cash flows from operating activities
Net loss	$(232,230)	$(64,017)	$(443,515)
Adjustments to reconcile net loss to net cash used in operations:
Consulting expenses – non cash	38,750	-	53,606
Debt forgiveness	(1,643)	-	(51,500)
Stock compensation expense	48,012	-	48,012

Changes in assets and liabilities:
(Increase)/decrease in deposits	100	-	(495)
(Increase)/decrease in prepaid expenses	-	(15,000)	(10,000)
Increase/(decrease) in accounts payable	40,403	-	72,300
Increase/(decrease) in accounts payable – related party	44,000	5,000	86,807
Net cash used by operating activities	(62,608)	(74,017)	(244,785)

Cash flows from financing activities
Proceeds from issuance of common stock	-	104,720	104,770
Proceeds from related party	50,418	-	204,996
Payments to related party	(57,500)	-	(57,500)
Net cash provided by (used in) financing activities	(7,082)	74,052	252,266

Net change in cash	(69,690)	35	7,481

Cash, beginning of period	77,171	50	-

Cash, end of period	$7,481	$85	$7,481

Supplemental disclosure
Non cash stock compensation expenses	$48,012	$-	$48,012
Non cash prepaid consulting services	$4,500	$-	$39,500
Non cash due to related party	$2,857	$-	$2,857

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($443,815) and had a working capital deficit of ($291,228) as of August 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 2	Significant Accounting Policies

(a) Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended February 28, 2009.

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
August 31, 2009
(Unaudited)

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
August 31, 2009
(Unaudited)

Note 3	Initial Public Offering

On April 24, 2008, Form S-1 registration statement was declared effective by the SEC. Pursuant to the S-1, the Company offered 3,500,000 (post split-up in the form of a dividend) (post split-up) shares minimum, 7,000,000 (post split-up) shares maximum at an offering price of $0.0285 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of August 31, 2009, the Company had sold 3,665,200 (post split-up) shares of common stock and raised $104,720. The Company is currently listed on the Over the Counter Bulletin Board (OTCBB).

Note 4	Share Capital

The Company has 100,000,000 common shares authorized with a par value of US $0.00001 per share and 100,000,000 preferred shares. In February 2008, in connection with its organization, the Company issued 35,000,000 (post split-up) restricted shares of their authorized common stock. The shares were issued for cash of $50.00. The Company completed its initial public stock offering during the prior year ended February 28, 2009 and raised $104,720 through issuance of 3,665,200 (post split-up) shares of registered common stock. In addition, on October 9, 2008, the Company issued a split-up in the form of a dividend on the basis of 6 additional shares of common stock for each 1 share of common stock outstanding. All references in these financial statements and notes to financial statements of common shares to number of shares, price per common share and weighted average number of common shares outstanding prior to the 7:1 split-up in the form of dividend (“split-up”) declared on October 9, 2008 have been adjusted to reflect the split-up on a retroactive basis unless otherwise noted.

	Number of	Proceeds
	Shares
Balance, February 5, 2008	-	$-

Issued for private placement
5,000,000 shares, and split-up
in the form of a dividend 7:1	35,000,000	50

Issued during initial public offering
523,600 shares, and split-up
in the form of a dividend 7:1	3,665,200	104,720

Balance, August 31, 2009	38,665,200	$104,770

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

Note 5	Related Party Transactions

As of August 31, 2009, $118,592 is owed to Hsi Chun Chiang and recorded as due to related party. This amount was incurred from company expenses paid by Hsi Chun Chiang.

As of August 31, 2009, $26,523 is owed to Paul Young and recorded as due to related party. This amount was incurred from company expenses paid by Paul Young.

During the three months ended August 31, 2009, the Company reimbursed $6,170 of expenses paid on behalf of the Company by Michael Hu, former President and CEO of the Company. As of August 31, 2009, $213 is owed to Michael Hu and recorded as due to related party. This amount was incurred from company expenses paid by Michael Hu.

As of August 31, 2009, $5,024 is owed to Rui Yang, President and CEO of the Company, and recorded as due to related party. This amount was incurred from company expenses paid by Rui Yang.

Neither Hsi Chun Chiang, Paul Young, Michael Hu nor Rui Yang will receive any interest on any funds that they advance to the Company and there are no set repayment terms.

During the period, the Company accrued $15,000 of director fees due to Rui Yang and $14,000 to Michael Hu.

Director fee’s payable is recorded as “accounts payable – related party.”

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

Note 6	Recently Issued Accounting Pronouncements

In May 2009, the FSAB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending February 28, 2011. This will not have an impact on the results of the Company.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

Note 7	Share – Based Compensation

As approved by the Board of Directors, on May 5, 2009, the Company granted 200,000 shares fully vested stock options to Rui Yang, appointed President, Treasurer and director of the company on July 7, 2009 at $5 per share for term of three years. The total fair value of these options at the date of grant was estimated to be $7,189 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0.53%, a dividend yield of 0% and expected volatility of 99.57% and was recorded as a stock based compensation expense in 2009.

On July 28, 2009, the Company granted 930,000 shares of fully vested stock options to its officers and consultants for term of three years. Of the 930,000 options, 920,000 are exercisable at $5 and 10,000 are exercisable at $0.25. The total fair value of these options at the date of grant was estimated to be $40,823 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0.49%, a dividend yield of 0% and expected volatility of 100.09% and was recorded as a stock based compensation expense in 2009.

The Company’s stock option activity for the period ended August 31, 2009 is summarized as follows:

	Number of	Weighted	Weighted
	Options	average	average
		exercise	remaining in
		price	contractual
		per share	life (in years)

Balance, February 28, 2009	-	$-	-

Granted during the period
	1,130,000	4.96	3
Exercised	-	-	-
Expired/Cancelled	-	-	-

Balance, August 31, 2009	1,130,000	$4.96	3

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

Note 9	Changes in Control or Registrant (Continued)

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

On May 5, 2009, the company entered into a stock option agreement with Rui Yang, the company’s vice president. The board of directors of the company has granted stock options to purchase a total of 200,000 shares of the company’s common stock at a price of $5.00 per share to Mr. Yang. The stock options vested immediately and expire on May 5, 2012.

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

July 7, 2009, Michael Hua Hu, the Company’s former President, Secretary, Treasurer and director, transferred 20,785,000 restricted shares of the Company’s common stock to Kin Bun Kwong, the Company’s Vice President and Legal Representative in the Peoples of Republic of China. Mr. Kwong purchased the shares from personal funds in the amount of $500. Mr. Hua Hu now owns 9.05% of the issued and outstanding shares of the Company. Mr. Kin Bun Kwong now owns 53.8% of the issued and outstanding shares of the Company.

On July 28, 2009, Mr. Rui Yang resigned as Secretary of our company. As a result of the resignation of Mr. Rui Yang on July 28, 2009, we appointed Mr. Alan Chan as Secretary of our company.

On July 28, 2009, we appointed Mr. Gang Xiang as Vice President of our company.

On July 28, 2009, we granted stock options to our secretary to purchase up to 10,000 shares of our common stock at an exercise price of $0.25 per share, exercisable until July 28, 2012. We issued the stock options to one (1) non-U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 28, 2009, we granted stock options to five (5) individuals, including our president and secretary to purchase up to 920,000 shares of our common stock at an exercise price of $5.00 per share, exercisable until July 28, 2012. We issued the stock options to five (5) non-U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Our board of directors now solely consists of Mr. Rui Yang.

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

On August 24, 2009, we entered into an amendment agreement to the share exchange agreement with Guangdong Hongmao Industrial Co., Ltd., a People’s Republic of China Corporation, and the shareholders of Guangdong Hongmao Industrial Co., Ltd. The amending agreement alters certain terms and conditions to the share exchange agreement dated February 2, 2009. A copy of the amending agreement was attached as Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on August 27, 2009.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2009 which are included herein.

Three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.

		Three Months Ended
		August 31		August 31
		2009		2008
Revenue	$	Nil	$	Nil
Selling, General and Administrative		$125,624		$28,796
Debt Forgiveness	$	Nil	$	Nil
Net Operating Loss		$125,624		$28,796

Expenses

Our selling, general and administrative expenses for the three month period ended August 31, 2009 was $125,624 and was mainly comprised of rent, auditor fees, consulting fees, management fees, directors fees and legal fees.

Six month period ended August 31, 2009 compared to the six month period ended August 31, 2008.

		Six Months Ended
		August 31		August 31
		2009		2008
Revenue	$	Nil	$	Nil
Selling, General and Administrative		$233,873		$64,017
Debt Forgiveness		$1,643	$	Nil
Net Operating Loss		$232,230		$64,017

Expenses

Our selling, general and administrative expenses for the six month period ended August 31, 2009 was $233,873 and was mainly comprised of rent, auditor fees, consulting fees, management fees, directors fees and legal fees.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Capital Resources

As of August 31, 2009, our total current assets were $18,231 and our total current liabilities were $309,459 and we had a working capital deficit of $291,228. Our financial statements report a net loss of $232,230 for the six month period ended August 31, 2009, and a net loss of $443,515 for the period from Inception (February 5, 2008) to August 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		August 31,		August 31,
		2009		2008

Net Cash (Used in) Operating Activities		$(62,608)		$(74,017)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Financing Activities		$(7,082)		$74,052
Increase In Cash During The Period		$(69,690)		$35

We had cash in the amount of $7,481 as of August 31, 2009 and a working capital deficit of $291,228 as of August 31, 2009.

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

Application of Critical Accounting Policies

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended February 28, 2009.

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

Recently Issued Accounting Pronouncements

In May 2009, the FSAB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending February 28, 2011. This will not have an impact on the results of the Company.

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

As of August 31, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.2

Amending Agreement to the Share Exchange Agreement dated August 24, 2009 between our company and Guangdong Hongmao Industrial Co., Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A filed on August 27, 2009).

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
Date: October 13, 2009