Form 10-Q
period 2009-11-30
Future Canada China Environment Inc.
filed 2010-01-19
CIK 1430286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X ] YES    [   ] NO

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
38,665,200 common shares issued and outstanding as of January 7, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month and nine month periods ended November 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Future Canada China Environment, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	November 30, 2009	February 28, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$23,984	$77,171
Prepaid expenses	-	45,000
Total current assets	23,984	121,171

Other assets
Deposits	495	595

Total assets	$24,479	$122,766

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable and accrued expenses	$103,934	$31,897
Accounts Payable – related party	77,950	42,807
Due to Related Party	33,964	154,577
Advances	153,770	-

Total liabilities	369,618	229,281

Stockholders’ deficit (See Note 4)
Preferred stock; $0.00001 par value; 100,000,000 shares authorized no shares issued and outstanding
as of November 30, 2009 and February 29, 2009	--	--
Common stock; $0.00001 par value; 100,000,000 shares authorized
38,665,200 shares issued and outstanding
as of November 30, 2009 and February 29, 2009	387	387
Additional paid in capital	152,695	104,683
Accumulated deficit during development stage	(498,221)	(221,585)

Total stockholders’ deficit	(345,139)	(106,515)

Total liabilities and stockholders’ deficit	$24,479	$122,766

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Inception
					(February 5,
	For the three months		For the nine months		2008)
	ended		ended		through
	30-Nov-09	30-Nov-08	30-Nov-09	30-Nov-08	30-Nov-09

Revenues	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Selling, general and administrative	54,406	50,438	288,279	114,454	549,421
Total Expenses	54,406	50,438	288,279	114,454	549,421

Other income
Debt forgiven by related party	-	-	1,643	-	51,500

Net loss	$(54,406)	$(50,438)	$(286,636)	$(114,454)	$(497,921)

Basic and diluted net loss per
common share:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding	38,665,200	38,665,200	38,665,200	38,865,920

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
From Inception (February 5, 2008) to November 30, 2009

						Accumulated
						Deficit
					Additional	During	Total
	Common Stock		Preferred Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balances, February 5, 2008	-	$-	-	$-	$-	$-	$-
(Date of inception)

Issuance of stock for cash,
$0.00001 per share	35,000,000	350	-	-	-	(300)	50

Net loss	-	-	-	-	-	(45,343)	(45,343)

Balances, February 29, 2008	35,000,000	-	-	-	-	(45,643)	(45,293)

Issuance of stock for cash,
$0.0285 per share	3,665,200	37	-	-	104,683	-	104,720

Net loss	-	-	-	-	-	(165,942)	(165,942)

Balances, February 29, 2009	38,665,200	387	-	-	104,683	(211,585)	(106,515)

Issuance of stock option	-	-	-	-	48,012	-	48,012

Net loss for the period	-	-	-	-	-	(286,636)	(286,636)

Balances, November 30, 2009
(unaudited)	38,665,200	$387	-	$-	$152,695	$(498,221)	$(345,139)

Future Canada China Environment, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Inception
			(February 5,
	For the nine months		2008)
	ended		through
	30-Nov-09	30-Nov-08	30-Nov-09
Cash flows from operating activities
Net loss	$(286,636)	$(114,454)	$(497,921)
Adjustments to reconcile net loss to net cash used in operations:
Consulting expenses – non cash	39,500	-	54,357
Debt forgiveness	(1,643)	-	(51,500)
Stock compensation expense	48,012	-	48,012

Changes in assets and liabilities:
(Increase)/decrease in deposits	100	-	(495)
(Increase)/decrease in prepaid expenses	10,000	(15,000)	-
Increase/(decrease) in accounts payable and accrued expenses	72,037	11,000	103,934
Increase/(decrease) in accounts payable – related party	35,143	25,000	77,950
Net cash used by operating activities	(83,487)	(93,454)	(265,663)

Cash flows from financing activities
Proceeds from advances	150,913	-	150,913
Proceeds from issuance of common stock	-	104,720	104,770
Proceeds from related party	108,656	-	51,964
Payments to related party	(229,269)	(11,231)	(18,000)
Net cash provided by (used in) financing activities	(30,300)	93,489	289,647

Net change in cash	(53,187)	35	23,984

Cash, beginning of period	77,171	50	-

Cash, end of period	$23,984	$85	$23,894

Supplemental disclosure
Non cash stock compensation expenses	$48,012	$-	$48,012
Non cash advances	$2,857	$-	$2,857

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 1	Nature of Operations

The Company was incorporated on February 5, 2008 under the law of Nevada, United States of America. It is a consulting company, and accordingly, its principal purpose is to use its capital to investigate and find a business to acquire.

The Company is currently in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage Entities". All activities of the Company to date relate to the organization’s initial funding and share issuances.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($498,221) and had a working capital deficit of ($345,634) as of November 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 2	Significant Accounting Policies

(a) Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended February 28, 2009.

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
November 30, 2009
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

(e) Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.

(f) Fair value of financial instruments

Financial Accounting Standards Board Accounting Standards Codification FASB ASC 825 “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company’s financial instruments approximated their fair value due to their short-term nature.

(g) Loss per share

The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Note 3	Initial Public Offering

On April 24, 2008, Form S-1 registration statement was declared effective by the SEC. Pursuant to the S-1, the Company offered 3,500,000 (post split-up in the form of a dividend) (post split-up) shares minimum, 7,000,000 (post split-up) shares maximum at an offering price of $0.0285 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of November 30, 2009, the Company had sold 3,665,200 (post split-up) shares of common stock and raised $104,720. The Company is currently listed on the Over the Counter Bulletin Board (OTCBB).

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

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

	Number of Shares	Proceeds
Balance, February 5, 2008	-	$-

Issued for private placement
5,000,000 shares, and split-up
in the form of a dividend 7:1	35,000,000	50

Issued during initial public offering
523,600 shares, and split-up
in the form of a dividend 7:1	3,665,200	104,720

Balance, November 30, 2009	38,665,200	$104,770

Note 5	Related Party Transactions

As of November 30, 2009, $27,164 is owed to Rui Yang, President and CEO of the Company, and recorded as due to related party. This amount was incurred from company expenses paid by Rui Yang as well as advances to the Company by Rui Yang.

As of November 30, 2009, $6,800 is owed to Kin Kwong, Vice-President of the Company, and recorded as due to related party. This amount was an advance to the Company by Kin Kwong.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 5	Related Party Transactions (Continued)

Neither Rui Yang or Kin Kwong will receive any interest on any funds that they advance to the Company and there are no set repayment terms.

During the period, the Company accrued $15,000 of director fees due to Rui Yang and $15,000 to Kin Kwong.

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

Note 6	Advances

The Company incurred an obligation of $156,185 to Hsi Chun Chiang, Paul Young, and Michael Hu, (Assignors) all due and payable on demand. The notes bear no interest; however the Company has decided to impute interest based on FASB ASC 835-30 “Imputation of Interest” by imputing a reasonable rate of interest of 7% per annum. The Assignors paid cash in the amount of $153,770 for expenses incurred by the Company.

During the quarter ended November 30, 2009, this obligation was reclassified from Related Party Transaction to Advances. Out of the amount of $156,185, $118,592 is due to Hsi Chun Chiang, $26,523 is due to Paul Yong and $11,070 is due to Michael Hu. These individuals are no longer related parties of the Company.

Note 7	Recently Issued Accounting Pronouncements

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 8	Share – Based Compensation

As approved by the Board of Directors, on May 5, 2009, the Company granted 200,000 fully vested stock options to Rui Yang, appointed President, Treasurer and director of the Company on July 7, 2009 at $5 per share for a term of three years. The total fair value of these options at the date of grant was estimated to be $7,189 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0.53%, a dividend yield of 0% and expected volatility of 99.57% and was recorded as a stock based compensation expense in 2009.

On July 28, 2009, the Company granted 930,000 shares of fully vested stock options to its officers and consultants for a term of three years. Of the 930,000 options, 920,000 are exercisable at $5 and 10,000 are exercisable at $0.25. The total fair value of these options at the date of grant was estimated to be $40,823 and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0.49%, a dividend yield of 0% and expected volatility of 100.09% and was recorded as a stock based compensation expense in 2009.

The Company’s stock option activity for the period ended November 30, 2009 is summarized as follows:

	Number of	Weighted	Weighted
	Options	average	average
		exercise	remaining in
		price	contractual
		per share	life (in years)

Balance, February 28, 2009	-	$-	-

Granted during the period	1,130,000	4.96	3
Exercised	-	-	-
Expired/Cancelled	-	-	-

Balance, November 30, 2009	1,130,000	$4.96	3

Note 9	Commitments and Contingencies

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

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 10	Changes in Control or Registrant

On November 13, 2008, Chi Ching Chiang transferred 32,920,000 restricted shares of common stock owned by her to Hsi Chun Chiang, President and CEO of the Company. After the transfer, Hsi Chun Chiang owned a total of 32,920,000 restricted shares of common stock or 85.14% of the total shares of common stock outstanding.

On February 27, 2009, Hsi Chun Chiang resigned as President, Chief Executive, Officer Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer. Hsi continued to serve as a member of the Board of Directors.

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

On July 7, 2009, Michael Hua Hu resigned as President, Secretary, Treasurer and Director of the Company.

Future Canada China Environment Inc.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009
(Unaudited)

Note 10	Changes in Control or Registrant (Continued)

On July 7, 2009, Rui Yang, vice president of the Company was appointed as President, Secretary, Treasurer and director of the Company. As a result, the board of directors now solely consists of Rui Yang.

Note 11	Other Matters

On January 28, 2009, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12 (k) of the Securities Exchange Act of 1934, of trading in the securities of the Company. The temporary suspension expired February 10, 2009.

Note 12	Subsequent Events

The Company has evaluated subsequent events through January 18, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

On January 28, 2009, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange of 1934, of trading in the securities of our company. The temporary suspension expired at 11:59 p.m. (Eastern Standard Time) on February 10, 2009.

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

July 7, 2009, Michael Hua Hu, our former president, secretary, treasurer and director, transferred 20,785,000 restricted shares of our company’s common stock to Kin Bun Kwong, our vice president and Legal Representative in the Peoples of Republic of China. Mr. Kwong purchased the shares from personal funds in the amount of $500. Mr. Hua Hu now owns 9.05% of the issued and outstanding shares of our company. Mr. Kin Bun Kwong now owns 53.8% of the issued and outstanding shares of our company.

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

Our board of directors solely consists of Mr. Rui Yang.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2009 which are included herein.

Three month Summary ending November 30, 2009 and 2008

		Three Months Ended
		November 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$54,406		$50,438
Net Loss		$(54,406)		$(50,438)

Expenses

Our operating expenses for the three month periods ended November 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	November 30
	2009	2008
Selling, general and	$54,406	50,438
administrative

Operating expenses for the three months ended November 30, 2009, decreased by 7.86% as compared to the comparative period in 2008 primarily as a result of a decrease in selling, general and administrative expenses.

Nine month Summary ending November 30, 2009 and 2008

		Nine Months Ended
		November 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$288,279		$114,454
Net Loss		$(286,636)		$(114,454)

Expenses

Our operating expenses for the nine month periods ended November 30, 2009 and 2008 are outlined in the table below:

	Nine Months Ended
	November 30
	2009	2008
Selling, general and	$288,279	$114,454
administrative

Operating expenses for the nine months ended November 30, 2009, increased by 151.87% as compared to the comparative period in 2008 primarily as a result of an increase in selling, general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Capital Resources

Working Capital
	At	At	Percentage
	November 30,	February 28,	Increase/Decrease
	2009	2009
Current Assets	$23,984	$121,171	(80.20%	)
Current Liabilities	$369,618	$229,281	61.20%
Working Capital	$(345,634)	$(108,110)	219.71%

Cash Flows
		As at
		November 30,
		2009		2008
Net Cash Used by Operating Activities		$(83,487)		$(93,454)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$30,300		$93,489
Increase (Decrease) In Cash During The Period		$(53,187)		$35

We had cash in the amount of $23,984 as of November 30, 2009 and a working capital deficit of $345,634 as of November 30, 2009.

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

Application of Critical Accounting Policies

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended February 28, 2009.

Reclassification

Certain reclassifications, having no effect on net loss, have been made to the previously issued financial statements to conform to the current period’s presentation of our financial statements. Reclassifications were made between accounts payable – related party and due to related party.

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

Cash and cash equivalents

For the purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with maturities of three months or less to be cash equivalents.

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.

Fair value of financial instruments

Financial Accounting Standards Board Accounting Standards Codification FASB ASC 825 “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company’s financial instruments approximated their fair value due to their short-term nature.

Loss per share

The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where our company has incurred a net loss.

Recently Issued Accounting Pronouncements

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 4T. Controls and Procedures

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

As of November 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on June 9, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: January 19, 2010